Form 10-K/A
period 2001-12-31
CSFB MORTGAGE PASS THROUGH CERTIFICATES SERIES 2001 AR14
filed 2002-08-22
CIK 1141853

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K/A

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

                                   Page 1 of 5
             This report consists 11 of consecutively numbered pages.

                        AMENDMENT NUMBER 1 OF 1

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


                                    JPMORGAN CHASE BANK,
                                    not in its individual capacity but solely as Trustee under the Agreement referred to herein



Date:  August 22, 2002              By:  /s/ Thomas M. Britt
                                    -----------------------------
                                    Thomas M. Britt
                                    Trust Officer

                                 EXHIBIT INDEX

Exhibit     Description                                                 Page

 99.1       Servicer's Annual Statement of Compliance                    6
            and Officers' Certificate

 99.2       Servicer's Annual Independent Accountant's Report            9

                                EXHIBIT 99.1

                Servicer's Annual Statement of Compliance and Officers' Certification

ABN-AMRO Mortgage Group Inc.
4242 North Harlem Avenue
Norridge, Illinois  60706

CERTIFICATE OF COMPLIANCE

The   undersigned,   an  officer  of  ABN  AMRO   Mortgage   Group  Inc.,   (the
"participant"), hereby certifies as follows:

1. I have made, or caused to be made under my supervision, a review of the activities of ABN AMRO Mortgage Group, Inc. during the preceding calendar year ending December 31, 2001, with respect to performance under the

And

2. To the best of my knowledge, based on such review, there is as of this date, no default by ABN AMRO in the fulfillment of any of its obligations under this issue.

In witness whereof the undersigned has this Certificate of Compliance this 1st day of March, 2002.

ABN AMRO Mortgage Group, Inc.

By:  /s/ Renee' B. Dettman
Renee' B. Deetman
Vice President


Report of Management

We, as members of management of ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of ABN AMRO North America, Inc.) are responsible for complying with the mininimum servicing standands as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of AAMG's compliance with the minimum servicing standards as set for in the USAP as of December 31, 2001 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2001, AAMG complied, in all materials respects, with the minimum servicing standards set forth in the USAP except as described below.

Custodial bank and related clearing, account reconciliations contained items which were not resolved within 90 calendar days of their days of their original identification for 2 out of the 38 reconciliations tested. These items were resolved within 150 calendar days of their original identification.

As of and for this same period, ABN AMRO North America, Inc. had n effect a fidelity bond in the amount of $500,000,000 and an error and ommissions policy in the the amount of $25,000,000.

/s/ Stanley Rhodes
Stanley Rhodes
President

/s/ Richard Geary
Richard Geary
Group Senior Vice President and Manager


January 29, 2002

Washington Mutual Mortgage Securities Corporation
75 North Fairway Drive
Vernon Hills, IL  60061

May 16, 2002

Chase Manhattan Bank of Connecticut, N.A.
300 Tice Boulevard 3rd Floor-North
WoodCliff, NJ  07675
Attn:  Fran Ambrosia, Docs Control

RE:      ANNUAL STATEMENT AS TO COMPLIANCE FOR WAMU MORTGAGE
         SECURITIES CORP. MORTGAGE PASS-THROUGH CERTIFICATES

Dear Ms. Ambrosia:

Please be advised that, in accordance with the pooling and servicing agreements (each, an "Agreement") executed in connection with the series of mortgage pass-through certificates listed on the schedule attached to the correspondence attached to this letter. I have reviewed the activities of Washington Mutual Mortgage Securities Corp. (f/k/a PNC Mortgage Securities Corp.) (the "Master Servicer"), acting in its capacity as master servicer under each Agreement, during the preceding calendar year and its performance under the Agreements and, to the best of my knowledge, the Master Servicer has fulfilled all of its obligations under the Agreements during such year.

Please find enclosed the "Report of Independent Auditors" for the year ended December 31, 2001.

Sincerely,



/s/ Richie Moore
Richie Moore
Vice President
Master Servicing Division
RM/aa

enclosures

WASHINGTON MUTUAL BANK, FA
SCHEDULE OF AGREEMENTS WITH THE CHSE MANHATTAN BANK COMPANY
Servicing in compliance with the terms of the agreement


Description

POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage-Backed Pass-Through Certificates, Series 2001-AR14, between Credit Suisse First Boston Mortgage Securities Corp. (Depositor), DLJ Mortgage Capital, Inc. (Seller), ABN Amro Mortgage Group, Inc. (Seller and Servicer), Bank One, N.A. (Seller and Servicer), Firstar Bank, N.A. (Seller and Servicer), WMMSC (Servicer), and The Chase Manhattan Bank (Chase)(Trustee).

                                EXHIBIT 99.2

                Servicer's Annual Independent Accountant's Report

Ernest and Young LLP
Sears Tower
233 South Wacker Drive
Chicago, Illinois  60606-6301

Report on Management's Assertion on Compliance
With Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
ABM AMRO North America, Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that except for noncompliance with the minimum servicing standard for custodial bank and related clearing account reconciliations, ABN AMRO Mortgage Group, Inc. (AAMG, wholly owned subsidiary of ABN AMRO North America, Inc.) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2001. Management is responsible for AAMG's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about AAMG's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about AAMG's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on AAMG's compliance with specified requirements.

In our opinion, management's assertion, that except for noncompliance with custodial bank and related clearing account reconciliations, AAMG complied with the aforementioned requirements during the year ended December 31, 2001, is fairly stated, in all material respects.

This report is intended solely for the information and use of the board of directors, management, and AAMG's private investors and is not intended to be and should not be used for anyone other than these specified parties.


/s/ Ernst & Young LLP

January 29, 2002

DELOITTE & TOUCHE LLP
700 Fifth Avenue, Suite 4500
Seattle, Washington  98104-5044

Tel:  206.292.1800
Fax:  206.343.7809
www.us.deloitte.com


INDEPENDENT AUDITORS' REPORT ON AGREEMENTS
WITH THE CHASE MANHATTAN BANK

Board of Directors
Washington Mutual Bank, FA

We have audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of Washington Mutual Bank, FA and subsidiaries (including Washington Mutual Mortgage Securities Corp. (WMMSC)) as of December 31, 2001, and the related consolidated statements of income, stockholder's equity and comprehensive income, and of cash flows for the year then ended, and have issued our report thereon dated February 19, 2002 (March 1, 2002, as to Note2)(which report expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001).

In connection with our audit, nothing came to our attention that caused us to believe that WMMSC failed to comply with the terms, covenants, provisions, or conditions of the sections of the agreements between WMMSC and The Chase Manhattan Bank (Chase), as listed in the accompanying schedule, insofar as they relate to financial and accounting matters. However, our audit was not directed primarily toward obtaining knowledge of noncompliance.

This report is intended solely for the information and use of the Board of Directors, management of Washington Mutual Bank FA, and Chase, and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Deloitte & Touche

February 19, 2002